Form 10QSB
period 2001-09-30
GPH ENTERPRISES INC
filed 2001-11-20
CIK 1133684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X)Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
            1934 for the quarterly period ended September 30, 2001.

                        Commission File No: 333-71224




                           GPH ENTERPRISES, INC.
               (Name of small business in its charter)

               DELAWARE                             94-3360227
          (State or other                     (IRS Employer Id. No.)
     jurisdiction of Incorporation)



             700 Sleater-Kinney Road SE
                    Suite 243B
                 Lacey, Washington                98503
            (Address of Principal Office)       Zip Code


            Issuer's telephone number:      (360) 290-0215

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, par value of $0.0001 1,305,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                            GPH ENTERPRISES, INC.
                       (A Development Stage Company)
                               FINANCIAL REPORT
                          *Management Prepared
                             SEPTEMBER 30, 2001

The following financial statements are attached to this report and filed as a part thereof.

     Balance Sheet
     Statement of Operations
     Statement of Changes in Stockholders' Equity
     Statement of Cash Flows
     Notes to Financial Statements

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                             September 30,
                                                                  2001
                                                              -----------
Assets

Current assets:
  Cash                                                           $ 17,030
                                                                 ========

Liabilities and stockholders' equity

Current liabilities:
 Total current liabilities                                       $   --
                                                                 --------
Stockholders' equity
  Common Stock, $.0001 par value
    100,000,000 authorized
    1,305,000 shares issued and outstanding                           131
  Additional paid-in capital                                       24,219
  Deficit accumulated during the development stage                 (7,320)
                                                                 --------

                                                                 $ 17,030
                                                                 --------

                                                                 $ 17,030
                                                                 ========


SEE NOTES TO FINANCIAL STATEMENTS

                              GPH ENTERPRISES,INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Three Months Ended June 30, 2001 and September 30,
                     2001 and the Period From March 9, 2000
                    (Date of Inception)to September 30, 2001



                                                                    Cumulative
                                   Three Months    Three Months       During
                                      Ended           Ended         Development
                                     June 30,      September 30,       Stage
                                       2001            2001
                                    -----------     -----------     -----------

Interest Income                     $        54     $        54     $       109

General and administrative
 Expenses
  Business development                      177           7,143           7,320
  Bank charges                             --              --              --
  Taxes and licenses                       --               108             108
                                    -----------     -----------     -----------
Net Loss for period                 $      (123)         (7,197)    $    (7,320)
                                    ===========     ===========     ===========

Basic and diluted loss
 Per common share                   $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========     ===========     ===========
Weighted average shares
 Outstanding                          1,211,077       1,211,077       1,211,077
                                    ===========     ===========     ===========


SEE NOTES TO FINANCIAL STATEMENTS


                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the Period From Inception
                      (March 9, 2000) to September 30, 2001



                                                                 Deficit
                                                               Accumulated
                                                               During the
                              Common Stock          Paid in    Development
                          Shares       Amount       Capital       Stage         Total
                         ---------    ---------    ---------    ---------     ---------
Beginning Balance             --      $    --      $    --      $    --       $    --

Balance December 31,
   2000                       --           --           --           --            --

Common shares issued
  for cash at $.003
  per share              1,000,000          100        2,900         --           3,000

Common shares issued
  for cash at $.07
  per share                305,000           31       21,319         --          21,350

Net (loss) for
  the period
  ended June 30,
  2001                        --           --           --           (123)         (123)
                         ---------    ---------    ---------    ---------     ---------


Balance at June 30,
  2001                   1,305,000    $     131    $  24,219    $    (123)    $  24,227
                         ---------    ---------    ---------    ---------     ---------
Net (loss) for
  the period
  ended September 30,
  2001                        --           --           --         (7,197)       (7,197)
                         ---------    ---------    ---------    ---------     ---------

Balance at September
 30, 2001                1,305,000    $     131    $  24,219    $  (7,320)    $  17,030
                         =========    =========    =========    =========     =========


SEE NOTES TO FINANCIAL STATEMENTS

                              GPH ENTERPRISES,INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 30, 2001
                  Period From March 9, 2000 (Date of Inception)
                              to September 30, 2001




                                                    Cumulative     Three Months
                                                      During          Ended
                                                    Development    September 30,
                                                       Stage           2001
                                                     ----------     ----------

Cash Flows From Operating Activities
 Net loss for period                                 $   (7,320)    $   (7,197)

Cash Flows From Financing Activities
 Issuance of common stock                                24,350     $     --
                                                     ----------     ----------

   Net cash flows provided by
    financing activities                                 24,350           --
                                                     ----------     ----------

Net increase in cash                                     17,030         (7,197)
                                                     ----------     ----------
Cash, beginning of period                                  --           24,227
                                                     ----------     ----------
Cash, end of period                                  $   17,030     $   17,030
                                                     ==========     ==========


SEE NOTES TO FINANCIAL STATEMENTS

                              GPH ENTERPRISES, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GPH Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 and period ended June 30, 2001 included in the SB-2 filed on October 9, 2001 with the Securities and Exchange Commission. This information may be accessed through the Internet, via the Security and Exchange Commission's Web site at www.sec.gov.

PART 1. FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance of $17,030 as of September 30, 2001. The President has agreed to continue providing his services (excluding out of pocket expenses) and office space for the Company free of charge until such time as management can further advance the Company's business plan to the operational phase. In consideration of this, it is management's opinion; the Company's current cash situation is sufficient and adequate for the next twelve months. At present, the Company remains in its initial development stage. Over the past several months, the Company has been in the process of developing its Internet web site. Specifically focusing on the development of the multi-distributor catalog for the sale of wireless accessories and equipment. There are no current plans for product research. The Company plans to have the multi-distributor catalog operational by December of this year. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $24,350 from its initial capitalization (See Financial Statements). The Company, for general start-up related expenditures has paid out a total of $7,320. Consequently, the Company's balance sheet for the quarter ended September 30 2001 reflects a total asset value of $17,030.

Management believes the Company for the next twelve months has sufficient assets or capital resources to pay its on-going expenses while it is developing it proposed business of developing an Internet web site that sells wireless equipment and accessories.

Results of Operations.

During the period from March 9, 2000 (inception) through September
30 2001, the Company has engaged in no significant operations other than organizational activities, conducted an offering in the state of Washington, and registered with the Securities and Exchange Commission under the Securities and Exchange Act of 1933, as amended on Form SB-2. No revenues were received during this period, and the Company experienced cumulative net losses of $7,320 associated with general start-up costs.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - None

            (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPH ENTERPRISES, INC.
(Registrant)

Date:  November 18, 2001


By: /s/Daniel Brailey
    -----------------
       Daniel Brailey
       President and Director