Form 10KSB
period 2001-12-31
GPH ENTERPRISES INC
filed 2002-01-23
CIK 1133684

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-KSB
(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                        Commission File No: 333-71224

                           GPH ENTERPRISES, INC.
               (Name of small business in its charter)

               DELAWARE                         94-3360227
          (State or other               (IRS Employer Id. No.)
     jurisdiction of Incorporation)

              700 Sleater-Kinney Road SE
                    Suite 243B
                 Lacey, Washington                98503
            (Address of Principal Office)       Zip Code

            Issuer's telephone number:      (360) 290-0215

Securities registered under Section 12(b) of the Exchange Act:

        NA                                           NA
---------------------            ------------------------------------------
Title of each class               Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                             -----------------------
                                (Title of Class)

     Check whether the issuer (1) filed all report required to be filed be
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained

     The revenues for the year ended December 31, 2001 were $ 0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $ -0-

     The number of shares of common stock outstanding as of January 22, 2002 was 1,305,000.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes ____ No____

     (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,305,000 as of January 22, 2002.

     (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 22, 2002, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,305,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

                            TABLE OF CONTENTS


Item 1.  Description of Business.
Item 2.  Description of Property.
Item 3.  Legal Proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Market for Common Equity and Related Stockholder Matters.
Item 6.  Plan of Operation.
Item 7.  Financial Statements.
Item 8.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure.
Item 9.  Directors, Executive Officers, Promoters and  Control Persons;
           Compliance With Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Securities Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and reports on Form 8-K.

PART I

Item 1. Description of Business.
--------------------------------

(a) Business Development

     GPH Enterprises, Inc. ("GPH") was incorporated in the state of Delaware on March 9, 2000. GPH, an entity with a fiscal year ending December 31 and is a standard C-Corporation for federal income tax purposes. GPH presently does not have any subsidiaries or affiliated entities, and is a development state enterprise. To date, GPH has had no significant operations. To date, GPH has had no revenues.

     GPH is currently in the process of registering 305,000 common shares, par value $0.0001 via an SB-2 filing with the Security and Exchange Commission under the Securities Act of 1933. Security shareholders of GPH hold all of the shares being registered. There is no guarantee that GPH will be successful in registering the above-described shares. For those interested in further information regarding the registration statement filed under the Securities Act of 1933 please visit www.sec.gov to view GPH's current filing.

     GPH has never been involved in any bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

     The business of GPH is developing e-commerce opportunities within the wireless equipment and accessories marketplace. To date GPH has no revenues and has not begun operations.

     GPH, which presently has no employees, is a development stage enterprise. From inception to date GPH has had no revenues.

Forward-Looking Statements

     This Form 10K-SB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding GPH's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

     Although the GPH believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from GPH's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

(c) Reports to Security Holders

     The public may read and copy any materials GPH files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

Item 2. Description of Property.
--------------------------------

     GPH does not own any physical properties at this time.

     GPH Enterprises, Inc. principle executive address is 700 Sleater-Kinney Road SE, Suite 243B, Lacey, WA 98503. Daniel Brailey is currently providing the office and maintaining the mailing address for GPH.

Item 3. Legal Proceedings.
--------------------------

     The Company in not a party to any pending legal proceeding. Management is not aware of any potential litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a) Market Information

     Currently, there is no public market for the Company's common stock. At the appropriate time, GPH's management plans to complete the required procedures for listing the Company's common stock on the National Association of Securities Dealers Over the Counter Electronic Bulletin Board. There can be no assurance however that management will be successful in this endeavor.

     GPH has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

(b) Holders

     As of January 22, 2002 there were thirty-two (32) common shareholders of record. This included the sole officer and director, Daniel Brailey, who owns 1,000,000 (restricted Rule 144 shares) of the 1,305,000 common shares that are issued and outstanding.

(c) Dividends

     The Company has never declared any cash dividends.

     The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

Item 6. Plan of Operation.
--------------------------

Plan of Operations - General

     Our plan of operations is to be a leading provider of wireless accessories and equipment on the Internet. GPH plans to sell high quality wireless accessories and equipment at a reasonable price though the Internet medium.

     As of December 31, 2001, GPH had $ 8,406 cash on hand and in the bank. Management believes this amount will satisfy the cash requirements of GPH for the next twelve months or until such a time additional proceeds are raised. GPH plans to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. There is no additional offering in the works at present. There can be no assurance that GPH will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the web site and marketing campaigns, as well as legal and accounting fees. GPH depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that GPH will be successful in raising the capital GPH requires. Management believes that if subsequent private placements are successful, GPH will be able to generate revenue from online sales of wireless communications accessories and equipment and achieve liquidity within the following twelve to fourteen months thereof. GPH does not anticipate any further research of any products. GPH does not expect the purchase or sale of plant or any significant equipment, and GPH does not anticipate any change in the number of our employees. GPH has no current material commitments. GPH has generated no revenue since our inception.

     GPH has begun to negotiate with a third-party programmer to help design and develop GPH's web site, and currently has had a third party programmer perform some work on a "pay as you complete the work" basis. GPH anticipates the launching of its multi-distributor catalog and having it operational by April 2002; and, approximately six to eight months thereafter, anticipates launching and having its proposed auction platform operational.

     GPH has no current plans, preliminary or otherwise, to merge with any other entity.

     GPH is still considered to be a development stage company, with no significant revenue, and GPH will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that GPH will be successful in raising the capital GPH requires through the sale of our common stock.

     As of December 31, 2001 GPH has allocated $3,500 towards the development of it proposed web site and multi-distributor platform.

     The following step will need to be accomplished in order for GPH to become operational:

          >> Complete development of the web site and platforms. Management has estimated the time frame to accomplish this to be October 2002 and cost approximately $3,000.

     Once GPH has begun operations, management anticipates establishing a course for a second round of financing. Management plans to develop a Company presentation after the web site has been developed and is functional and then establish contacts with venture capital, private investment company(s), and other financial institutions. Estimated cost to complete this step $2,500. The estimated time frame is uncertain at present, but it will likely be within the next twelve months.

     If and when, GPH is successful in raising additional capital it plans to begin its initial marketing campaign. This step is described in more detail within this Prospectus. Estimated cost to complete this step for the initial period is approximately $35,000.

     Management has estimated the following administrative costs for the next twelve months and will use the current cash on hand to fund the following:

      - Printing and Postage         $     200
      - Accounting                       3,500
      - Transfer Agent .                 1,000
      - Miscellaneous                      300
                                    ----------
      Total                          $   5,000

     Over the next twelve months GPH plans on using its current cash on hand to fund the development of its web site and platforms (estimated at $3,000) and fund the administrative costs (estimated at $5,000).

     As GPH expands its business, it will likely incur losses. GPH plans on funding these losses through revenues generated through its proposed web site. However, if GPH is unable to satisfy its capital requirements through its revenue production, GPH may seek to raise additional capital through the sale of its securities and or look to borrow funds. However, there can be no assurance or guarantee given that GPH will be able to borrow funds or raise capital successfully.

     Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by GPH, potential investors should be aware that several unforeseen or unanticipated delays may impede GPH from accomplishing the above-described steps. Some examples include, in developing an Internet web site problems may arise with programming and testing that management cannot overcome, creating a time delay and resulting in additional costs to GPH. In developing the means for a second round of financing GPH may find that potential financiers are unreceptive to GPH's business plan and provide no options to raise additional capital. If this should occur the GPH would likely not be able to continue as a going concern and investors could lose all of their investment.

   Furthermore, if additional funds are secured by GPH there is no guarantee that the proposed marketing strategy will be effective in accomplishing the goals GPH has set. This may force management to redirect its efforts and create the need for additional time, money, and resources, of which, GPH may not be successful in providing.

Item 7. Financial Statements.
-----------------------------


REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
GPH Enterprises, Inc.

We have audited the accompanying balance sheets of GPH Enterprises, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, the period from inception (March 9, 2000) to December 31, 2000 and the period from inception (March 9, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GPH Enterprises, Inc. (A Development Stage Company) as of December 31, 2001, and results of its operations and its cash flows for the year ended December 31, 2001, the period from inception (March 9, 2000) to December 31, 2000 and the period from inception (March 9, 2000) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/Stark Winter Schenkein & Co., LLP
   ------------------------------------
      Stark Winter Schenkein & Co., LLP


Denver, Colorado
January 18, 2002

                                  GPH Enterprises, Inc.
                              (A Development Stage Company)
                                      Balance Sheet
                                    December 31, 2001


Assets

Current assets:
   Cash                                                                $  8,406
                                                                       --------

Other assets:
   Intangible asset                                                       3,500
                                                                       --------

                                                                       $ 11,906
                                                                       ========

Liabilities and stockholders' equity

Current liabilities:
   Total current liabilities                                           $   --
                                                                       --------

Stockholders' equity:
   Common stock, $.0001 par value,
      100,000,000 shares authorized,
      1,305,000 shares issued and outstanding                               131
   Additional paid in capital                                            24,219
   Deficit accumulated during the development stage                     (12,444)
                                                                       --------
                                                                         11,906
                                                                       --------

                                                                       $ 11,906
                                                                       ========

            See the accompanying notes to the financial statements.



                                        GPH Enterprises, Inc.
                                    (A Development Stage Company)
                                       Statements of Operations
For the Year Ended December 31, 2001, the Period From Inception (March 9, 2000) to December 31, 2000
                  and the Period From Inception (March 9, 2000) to December 31, 2001



                                                      Year       Inception    Inception
                                                      Ended          to           to
                                                   December 31,  December 31, December 31,
                                                       2001         2000          2001
                                                   -----------    ---------   -----------
Revenue                                            $      --      $    --     $      --
                                                   -----------    ---------   -----------

Operating expenses:
   Selling, general and administrative expenses         12,562         --          12,562
                                                   -----------    ---------   -----------

(Loss) from operations                                 (12,562)        --         (12,562)

Other income:
  Interest                                                 118         --             118
                                                   -----------    ---------   -----------

Net (Loss)                                         $   (12,444)   $    --     $   (12,444)
                                                   ===========    =========   ===========

Per share information - basic and fully diluted:

  Weighted average shares outstanding                1,258,425         --       1,258,425
                                                   ===========    =========   ===========

  Net (loss) per share                             $     (0.01)   $    --     $     (0.01)
                                                   ===========    =========   ===========



                See the accompanying notes to the financial statements.

                                                                                      F-3


                                            GPH Enterprises, Inc.
                                        (A Development Stage Company)
                                      Statement of Stockholders' Equity
                     For the Period From Inception (March 9, 2000) to December 31, 2001



                                                                                       Deficit
                                                                                      Accumulated
                                                        Common Stock                   During the
                                                   ---------------------    Paid in   Development
                                                     Shares      Amount     Capital      Stage        Total
                                                   ---------   ---------   ---------   ---------    ---------
Beginning balance                                       --     $    --     $    --     $    --      $    --

Balance December 31, 2000                               --          --          --          --           --

Common shares issued for cash at $.003 per share   1,000,000         100       2,900        --          3,000
Common shares issued for cash at $.07 per share      305,000          31      21,319        --         21,350
Net (loss) for the year                                 --          --          --       (12,444)     (12,444)
                                                   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2001                       1,305,000   $     131   $  24,219   $ (12,444)   $  11,906
                                                   =========   =========   =========   =========    =========







                              See the accompanying notes to the financial statements.


                                                                                                         F-4

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
For the Year Ended December 31, 2001, the Period From Inception (March 9, 2000)
      to December 31, 2000 and the Period From Inception (March 9, 2000) to
                                December 31, 2001



                                           Six Months  Inception     Inception
                                             Ended         to           to
                                            June 30,   December 31,  June 30,
                                              2001        2000         2001
                                            --------    --------    --------

Net (loss)                                  $(12,444)   $   --      $(12,444)
                                            --------    --------    --------
Net cash (used in) operating activities      (12,444)       --       (12,444)
                                            --------    --------    --------

Cash flows from investing  activities:
  Investment in intangible asset              (3,500)       --        (3,500)
                                            --------    --------    --------
Net cash (used in) investing activities       (3,500)       --        (3,500)
                                            --------    --------    --------

Cash flows from financing activities:
  Proceeds from stock issuance                24,350        --        24,350
                                            --------    --------    --------
Net cash provided by financing activities     24,350        --        24,350
                                            --------    --------    --------

Net increase in cash                           8,406        --         8,406

Beginning - cash balance                        --          --          --
                                            --------    --------    --------

Ending - cash balance                       $  8,406    $   --      $  8,406
                                            ========    ========    ========

Supplemental cash flow information:
  Cash paid for income taxes                $   --      $   --      $   --
  Cash paid for interest                    $   --      $   --      $   --



            See the accompanying notes to the financial statements.

WEIGHTED AVERAGE SHARES
CALCULATION
2001

                                       Days
   Month           Shares           outstanding
--------------------------------------------------

     Jan-99            1,017,500        31           31,542,500
     Feb-99            1,107,500        28           31,010,000
     Mar-99            1,222,500        31           37,897,500
     Apr-99            1,305,000        30           39,150,000
     May-99            1,305,000        31           40,455,000
     Jun-99            1,305,000        30           39,150,000
     Jul-99            1,305,000        31           40,455,000
     Aug-99            1,305,000        31           40,455,000
     Sep-99            1,305,000        30           39,150,000
     Oct-99            1,305,000        31           40,455,000
     Nov-99            1,305,000        30           39,150,000
     Dec-99            1,305,000        31           40,455,000

                      15,092,500       365          459,325,000
  Weighted Ave                                        1,258,425

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 9, 2000 in the State of Delaware. The Company is in the development stage and its intent is to conduct business as an internet e-commerce web site selling wireless telecommunications accessories and equipment. The Company has chosen December 31 as a year end and had no significant activity from inception to December 31, 2001.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement. In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

Recent Pronouncements

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The implementation of SAB 101 did not have an impact on the Company's operating results.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2. STOCKHOLDERS' EQUITY

During September 2000 the Company agreed to issue 1,000,000 shares of common stock to its president as founders stock for cash aggregating $3,000. These shares were issued and paid for in January 2001.

During the period from March through April 2001 the Company issued 305,000 shares of common stock pursuant to a private placement for cash aggregating $ 21,350.

On July 5, 2001 the Company effected a 5 for 1 forward stock split. All share and per share amounts have been restated to retroactively give effect to this split.

                              GPH Enterprises, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

The Company currently has no operations and no need for office space or services. It is currently intended that the Company will be provided office space and services when needed, by an officer. The fair value of any rent or services will be charged to operations when provided and recorded as contributed capital.

Note 3. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                                34 %
         Effect of operating losses                                (34)%
                                                                   -----
                                                                       -
                                                                   =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $12,000. This loss will be available to offset future taxable income. If not used, these carryforwards will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2001.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2001, the Company incurred a net loss of $12,444. In addition, the Company has no significant assets or revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

     The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with GPH upon completion of the offering.

Name                Age        Term Served             Title
---------------     ---        ---------------         ----------------------
Daniel Brailey      34         Since inception         President and Director

     The above person may be deemed a "promoter" of GPH, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

     There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of GPH require no fewer than one member on the board of directors and no more than seven.

Officer and Director Background:

     Daniel Brailey: In December of 2000, Mr. Brailey purchased 100% interest in 2-Way Mobile Communications (a Washington state based company), where he had been the managing director since 1994. His responsibilities include sales development, marketing, and the day-to-day operations of the business. 2-Way Mobile Communications provide 2-Way Radio, pager, and cellular services to individuals and businesses throughout the state of Washington.

     Currently GPH has no employees other than the current officer and director, Daniel Brailey, who currently operates 2-Way Mobile Communications. Mr. Brailey current obligations with 2-Way Mobile Communications may create potential conflicts of interest. The Officer anticipates devoting, at most, twenty to thirty hours per month to the furtherance of GPH Enterprises, Inc. This estimation may be increased or decreased depending on multiple factors including those described as risks within this Registration Statement. No commercial conflicts are anticipated by and between the current operating business of the Officer and GPH Enterprises, but no assurance or guarantee can be given that conflicts will not arise in the future between the two businesses.

     Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for March 2002. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.


     16(a) Compliance the Company and all related persons are in compliance with section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.
---------------------------------

     GPH has made no provisions for cash compensation to our officer and director. No salaries are being paid at the present time, and will not be paid unless, and until, there is available cash flow being generated from operations to pay salary. There have been no grants of options or SAR grants given to any of our executive officers for the life of GPH.

     GPH does not presently have a stock option plan. However, in the future, GPH may develop an incentive based stock option plan for our officers and directors and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to GPH to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                 Shares        Percent      Security
----------------------           ---------      -------      --------
Daniel Brailey
President and Director           1,000,000      76.6%        Common

Officers and Directors as
a Group                          1,000,000      76.6%        Common

     Daniel Brailey's address is 700 Sleater-Kinney Road SE, Suite 243B, Lacey, Washington 98503.

     The above shares were paid for and issued in January 2001, for consideration of $3,000.(Please note that the above share total reflects the 5:1 forward split, effective in July of 2001.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Indemnification of Officers and Directors

     As permitted by Delaware Corporate law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

(a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form SB-2 filed on November 16, 2001, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form SB-2 filed on November 16, 2001 and incorporated herein by reference.
----
* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the period ended December 31, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GPH Enterprises, Inc.

                                         /s/ Daniel Brailey
                                         ------------------------------
Date: January 22, 2002                   Daniel Brailey
                                         President and Director